Form 10-Q
period 2008-09-30
CHINA FUHUA NEW MATERIAL HOLDINGS INC.
filed 2008-11-17
CIK 1423590

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2008: 5,000,000 shares of common stock.



Item 1.                      Financial Statements.



CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)


Page


Financial Statements:



     Balance Sheet
F-1


     Statements of Operations
F-2


     Statements of Stockholder's Equity
F-3


     Statements of Cash Flows
F-4


Notes to Financial Statements
F-5 - F-
6


























CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
(A Development Stage Enterprise)
BALANCE SHEETS



Septemb
er 30,
2008




(Unaudit
ed)






ASSETS











Total assets



$
--







LIABILITIES AND
STOCKHOLDER'S EQUITY











Commitment and contingencies



$
--







Stockholder's equity:











Preferred stock, $.001 par
value,





authorized 20,000,000 shares,
none issued



--







Common stock, $.001 par
value,





authorized 100,000,000 shares,





5,000,000 issued and
outstanding



5,00
0







Additional paid in capital



--







Deficit accumulated during the
development stage



(5,0
00)







Total stockholder's equity



--







Total liabilities and stockholders
equity



--











$
--




The accompanying notes are an integral part of these financial statements


F-1










CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

Income
For
the
nine
mont
hs
ende
d
Septe
mber
30,
2008

For
the
three
mont
hs
ende
d
Septe
mber
30,
2008
For the
period
January 8,
2008
(Inception
) through
September
30, 2008





Revenue
$
-

$
$
--
Expenses
$
-

$
$
--
General and
Administrative
$
-

$
$
(5,000)
Total Expenses
$
-

$
$
(5,000)






Net loss per share (basic
and diluted)
$
-

$
(.00)
$
(.00
Weighted average shares
outstanding (basic and
diluted)


 5,00
0,00
0

5,000,0
00


The accompanying notes are an integral part of these financial statements




F-2






















CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
((A Development Stage Enterprise)
STATEMENTS OF CHANGES IN
STOCKHOLDER'S DEFICIT
For period the Nine month period ended September
30, 2008 (Unaudited)
and the period from January 8, 2008 (Inception) to December 31, 2007



Common Stock

Additio
nal
Paid-in
Capital


Deficit
accumula
ted


Total
















Shares


Amou
nt


























Issuance of
Common Stock













Balanc
e
January
8, 2008


0



0



0



0



0

Shares
issued
in Lieu
of
Expens
es paid


5,000,0
00


$
5,00
0


$
0


$
0


$
5,00
0






















Net
Loss













$
(5,000
)

$
(5,0
00
)
Contributed
Capital for
Services







0









 Balanc
e at
Septem
ber 30,
2008


5,000,0
00


$
5,00
0


$
0


$
(5,000
)


0



The accompanying notes are an integral part of these financial statements


F-3

























CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)




For the
nine
month
s
ended
Septe
mber
30,
2008

For
the
three
month
s
ended
Septe
mber
30,
2008
For the
period
January 8,
2008
(Inception)
through
September
30, 2008







Cash flows from operating
activities






Net Loss

-
--


$
(5,0
00)
Shares issued in lieu of
expenses paid

-
--



5,0
00








Contributed Capital For
Services

-
--



--








Cash flows used in
operating activities

-
--



--








Net increase in cash

-
--



--








Cash, beginning of period

-
--



--








Cash, end of period

-
--


$
--








SUPPLEMENTAL
DISCLOSURE OF CASH
FLOW INFORMATION:







Cash paid during the period
for:







Interest

-
--



--
Income taxes

-
--



--
The accompanying notes are an integral part of these financial statements


F-4













CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2008, the results of its operations for the three months ended September 30, 2008, and from the date of inception (January 8, 2008) through September 30, 2008, and cash flows for the three months ended September 30, 2008 from the date of inception (January 8, 2008) through September 30,
2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange
Commission.

The results of operations and cash flows for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company has had no revenue and has incurred accumulated net losses from January 8, 2008
(inception) through the period ended September 30, 2008 of $5,000. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January
8, 2008 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At September 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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









Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-
15(e) as of September 30, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 13, 2008

CHINA FUHUA NEW MATERIAL HOLDINGS
INC.
(Registrant)

/s/ Ming Xu
Ming Xu, President