Form 10-K
period 2008-12-31
CHINA FUHUA NEW MATERIAL HOLDINGS INC.
filed 2009-04-10
CIK 1423590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-53068

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.

(Name of registrant as specified in its charter)

Delaware	26-1702241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 900
Beverly Hills, CA 90212

(Address of Principal Executive Offices)

(310) 300-8418

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☐

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) could not be determined.

There were a total of 5,000,000 shares of the registrant’s common stock outstanding as of April 9, 2009.

Documents Incorporated by Reference:

None.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	24

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) the “Company,” “we,” “us” and “our” are to China Fuhua New Material Holdings, Inc., a Delaware corporation; (ii) “SEC” are to the Securities and Exchange Commission; (iii) “Securities Act” are to the Securities Act of 1933, as amended; (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Our History and Background

We were incorporated in the State of Delaware on January 8, 2008. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying a possible business combination.

Overview of Our Business

We are currently a shell company that intends to enter into a business combination with one or more privately held businesses. Management believes that we will be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

If we effect a business combination with any entity unaffiliated with our current management, our current officers and directors probably will resign their directorships and officer positions with us in connection with our consummation of a business combination (see “Form of Acquisition” below). In such an instance, our current management will not have any control over the conduct of our business following the completion of a business combination.

It is anticipated that prospective business opportunities will come to our attention from various sources, including our management, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Pre-Combination Activities

We are a “blank check” company, defined as an inactive, public company with nominal assets and liabilities. With these characteristics, management believes that we will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. The term “business combination” (or “combination”) means the result of (i) a statutory merger of a combination candidate into or its consolidation with us or our wholly owned subsidiary that would be formed for the purpose of the merger or consolidation, (ii) the exchange of our securities for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by us for cash or other value to a business entity or individual, and similar transactions.

A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of our stockholders prior to consummation. Pending negotiation and consummation of a combination, we anticipate that we will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

There is no assurance that we will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to us. Our board of directors has not established a time limitation by which we must consummate a suitable combination; however, if we are unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of our board of directors, the board of directors will probably recommend that we liquidate and dissolve. It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our lack of capital. This lack of diversification will not permit us to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Our board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Our stockholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by our management for acquisition. Generally, the prior approval of our stockholders will be required for any statutory merger of us with or into another company, but stockholder approval will not be required if the following requirements are met: (1) our certificate of incorporation will not change as a result of the merger; and (2) following the merger, each person who was our stockholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights. Stockholder approval also will not be required as to any “short-form merger,” meaning the merger into us of a company in which we already own 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of our stockholders will not be required by law so long as we acquire the shares or assets of the other company.

Combination Suitability Standards

The analysis of new business opportunities has and will be undertaken by or under the supervision of our management.  To a large extent, a decision to participate in a specific combination may be made upon management’s analysis of the quality of the candidate company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

Otherwise, we anticipate that we may consider, among other things, the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We cannot predict when we may participate in a business combination. We expect, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

Form of Acquisition

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other of our securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Post Combination Activities

Management anticipates that, following consummation of a combination, control of us will change as a result of the issuance of additional common stock to the stockholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling stockholders will call a meeting for the purpose of replacing our incumbent directors with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of our control there should arise any arrangement or understanding for a change in a majority of our directors and the change in the board of directors is not approved in advance by our stockholders at a stockholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the SEC and sent to our stockholders. The information statement furnished must as a practical matter include the information required by Items 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal stockholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information that is required to be disclosed under a Form 10 relating to the target company.

Use of Consultants and Finders

Our management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder’s fee to a person who introduces a candidate with which we complete a combination. Since our management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

It is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders. None of our securities will be paid to our officers, directors or promoters or any of their respective affiliates in the form of finder’s fees. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us. It is possible that the payment of such compensation may become a factor in any negotiations for our acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our stockholders, and there is no assurance that any such conflicts will be resolved in favor of our stockholders.

State Securities Laws and Considerations

Section 18 of the Securities Act provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a “covered security”. The term “covered security” is defined in Section 18 to include among other things transactions by “any person not an issuer, underwriter or dealer”, (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act, provided the issuer of the security is a “reporting company,” meaning that it files reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Section 18 preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not “directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security.” This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of “blank check” companies like us. Section 18 of the Securities Act, however, preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of our shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading of our securities based on the fact that we are or ever were a blank check company. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

No Investment Company Act Regulation

Prior to completing a combination, we will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause us to be classified as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. To avoid becoming an investment company, not more than 40% of the value of our assets (excluding government securities and cash and cash equivalents) may consist of “investment securities”, which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because we will not own less than a majority of any assets or business acquired, we will not be regulated as an investment company. We will not pursue any combination unless it will result in our owning at least a majority interest in the business acquired.

Recent Developments

On December 12, 2008, we entered into a share exchange agreement, or Share Exchange Agreement, with: Leading Asia Pacific Investment Limited, a British Virgin Islands company, or Leading Asia; Good Wealth Capital Investment Limited, a Hong Kong company; TMK Power Industries Ltd., a PRC company, and its shareholders, Henian Wu, Zongfu Wang and Junbiao Huang; Unitech International Investment Holdings Limited, a British Virgin Islands company, or Unitech; and Ming Xu, our sole director, officer and stockholder. Under the Share Exchange Agreement, Unitech, as the sole holder of Leading Asia’s capital stock, has agreed to transfer all of its Leading Asia stock to us in exchange for a number of newly issued shares of our common stock that will constitute eighty-four percent (84%) of our issued and outstanding capital stock, on a fully diluted basis, as of and immediately after consummation of the Share Exchange Agreement.

Closing of the transactions contemplated by the Share Exchange Agreement is subject to the satisfaction or waiver of customary closing conditions, including the delivery of opinions from Leading Asia’s respective legal counsel in the British Virgin Islands and in China. The parties have not set a proposed closing date for the transaction.  The Share Exchange Agreement may be terminated prior to the closing: (a) by mutual agreement of Leading Asia, the Company, and Unitech; (b) by the Company upon written notice to Leading Asia and Unitech in the event ((1) Leading Asia, Unitech or any of Henian Wu, Zongfu Wang and Junbiao Huang has breached any material representation, warranty, or covenant contained in the Share Exchange Agreement in any material respect, and the Company has notified Leading Asia, Unitech and/or such person of the breach, and the breach has continued without cure for a period of twenty (20) days after the notice of breach or (2) that the Company objects to any information contained in Leading Asia’s disclosures and the parties cannot agree on mutually satisfactory modifications thereto; or, (d) by Leading Asia in the event we have breached any material representation, warranty, or covenant contained in the Share Exchange Agreement in any material respect, Leading Asia has notified us of the breach, and the breach has continued without cure for a period of twenty (20) days after the notice of breach.

Competition

We face vast competition from other shell companies with the same objectives. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our sole officer who devotes only a limited amount of time to our business.

ITEM 1A.	RISK FACTORS.

You should carefully review and consider the following risks as well as all other information contained in this report, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest as a result of our management being involved with other blank check shell companies which may result in decisions that are adverse to our business.

Conflicts of interest and non-arms length transactions may arise in the future. Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. The terms of a business combination may include terms like the retention of our current officers and directors as officers and directors of the successor company in the business combination. The terms of a business combination may provide for a payment by cash or otherwise to members of our management team for the purchase or retirement of all or part of our common stock that is held by them or for services rendered incident to or following a business combination. Our management team would directly benefit from this type of employment or payment. These benefits may influence our management team's choice of a target company. Our certificate of incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws.  Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our management is currently or in the future may become, involved with other blank check shell companies, and in our pursuit of business combinations, conflicts with such other companies may arise.  If we desire to take advantage of the same opportunities as such other blank check shell companies, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity.  In the event of identical officers and directors, the officers and directors will arbitrarily determine which company will be entitled to proceed with the proposed transaction. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

We have a limited operating history and no revenues or earnings from operations.

We have a limited operating history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

Since our inception on January 8, 2008 through December 31, 2008, we have incurred a net loss of $(8,000.00). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our proposed operations are purely speculative. Future success is highly dependent on the ability of management to locate and attract a suitable acquisition. There can be no assurance that we will successfully consummate a business combination.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting these criteria. In the event we complete a business combination, the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company and numerous other factors beyond our control. We can give no assurances that we will successfully identify and evaluate suitable business opportunities, negotiate a business combination on favorable terms, or that we will conclude a business combination.

Our management team does not devote its full time to our business and operations which may adversely impact our ability to identify a suitable acquisition candidate.

Our officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by us, yet we will be solely dependent on them. We lack the funds or other incentive to hire full-time experienced management. Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

There is not now, and there may not ever be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange

There currently is no market for our common stock. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.  In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange; and if listed we may be subject to penny stock rules.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

In addition, after such listing, our securities may be classified as penny stock. The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

All our issued and outstanding capital stock is owned and controlled by Ming Xu.

Our sole director and officer and controlling stockholder, Ming Xu, currently owns all of our issued and outstanding capital stock, and therefore controls our operations and will have the ability to control all matters submitted to stockholders for approval, including:

•	election of our board of directors;

•	removal of any directors;

•	amendment of our Certificate of Incorporation or Bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder thus has complete control over our management and affairs. Accordingly, his ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

Our sole stockholder may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of common stock to the stockholders of such company as consideration for merging with us, our sole stockholder would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholder. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of common stock might be materially and adversely affected.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of our common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of our common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of our common stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act, or Rule 415, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow us to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operation or further business expansion.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. After a suitable business combination, our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. Due to the current global financial crisis, we may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders, and additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy.  In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance new products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations. The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. Accordingly, we cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We neither rent nor own any properties. We utilize the office space and equipment of our sole officer and director at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our 2008 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There currently is no market for our common stock. Following a business combination, we may seek the listing of our common stock on NASDAQ, the American Stock Exchange or another stock exchange. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it would be eligible to be quoted in the over-the-counter bulletin board maintained by the Financial Industry Regulatory Authority. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity and could make it more difficult for us to raise additional capital.

Approximate Number of Holders of Our common stock

As of March 27,  2009, there was 1 stockholder of record of our common stock.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2008 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2008 fiscal year.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of Our Business

We were incorporated in the State of Delaware on January 8, 2008. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying a possible business combination.

We are currently a shell company that intends to enter into a business combination with one or more privately held businesses. Management believes that we will be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Recent Developments

On December 12, 2008, we entered into a share exchange agreement, or Share Exchange Agreement, with: Leading Asia Pacific Investment Limited, a British Virgin Islands company, or Leading Asia; Good Wealth Capital Investment Limited, a Hong Kong company; TMK Power Industries Ltd., a PRC company, and its shareholders, Henian Wu, Zongfu Wang and Junbiao Huang; Unitech International Investment Holdings Limited, a British Virgin Islands company, or Unitech; and Ming Xu, our sole director, officer and stockholder. Under the Share Exchange Agreement, Unitech, as the sole holder of Leading Asia’s capital stock, has agreed to transfer all of its Leading Asia stock to us in exchange for a number of newly issued shares of our common stock that will constitute eighty-four percent (84%) of our issued and outstanding capital stock, on a fully diluted basis, as of and immediately after consummation of the Share Exchange Agreement.

Closing of the transactions contemplated by the Share Exchange Agreement is subject to the satisfaction or waiver of customary closing conditions, including the delivery of opinions from Leading Asia’s respective legal counsel in the British Virgin Islands and in China. The parties have not set a proposed closing date for the transaction.  The Share Exchange Agreement may be terminated prior to the closing: (a) by mutual agreement of Leading Asia, the Company, and Unitech; (b) by the Company upon written notice to Leading Asia and Unitech in the event ((1) Leading Asia, Unitech or any of Henian Wu, Zongfu Wang and Junbiao Huang has breached any material representation, warranty, or covenant contained in the Share Exchange Agreement in any material respect, and the Company has notified Leading Asia, Unitech and/or such person of the breach, and the breach has continued without cure for a period of twenty (20) days after the notice of breach or (2) that the Company objects to any information contained in Leading Asia’s disclosures and the parties cannot agree on mutually satisfactory modifications thereto; or, (d) by Leading Asia in the event we have breached any material representation, warranty, or covenant contained in the Share Exchange Agreement in any material respect, Leading Asia has notified us of the breach, and the breach has continued without cure for a period of twenty (20) days after the notice of breach.

Plan of Operation

We have not realized any revenues from operations since our inception, and our plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. We may need additional cash advances from our stockholder or loans from other parties to pay for operating expenses until we consummate a merger or business combination with a privately-held operating company. Although it is currently anticipated that we can satisfy our cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, we can provide no assurance that we can continue to satisfy our cash requirements for such period.

Since our formation on January 8, 2008, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our sole officer is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely that we will have any revenues unless we are able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Since inception on January 8, 2008, we had no revenues and incurred a net loss of $8,000. All general and administrative expenses of $8,000 related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2008 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2008, we had an accumulated deficit of $8,000.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or stockholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•	failure to make timely filings with the SEC as required by the Exchange Act, which could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation.  Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Income Taxes. We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Loss per Common Share. Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. We do not have any potentially dilutive instruments.

Fair Value of Financial Instruments. The carrying value of current assets and liabilities approximate fair value due to their short term nature.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have an effect on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 160 to have an effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on our assessment, our management determined that, as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Confirmed  Per Phil.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Ming Xu	37	President, Secretary and Director

Ming Xu.  Mr. Xu has been our President, Secretary and Director since our inception. In 2003, Mr. Xu founded World Capital Market Inc., located in Beverly Hills, California. Prior to that, Mr. Xu consulted to Private Equity Management Group, Millennium Hanson Capital and Millennium Capital, including IPO capital raises for China.com. From 2000 to 2002, he founded a global incubator in the U.S. and worked for Prudential Financial. In 1999, he co-founded the firm Harmony Investment International in Beijing, which successfully clo sed several reverse merger & IPO deals and also provided consultant services to the government of Netherlands, helping with their investment strategic planning.  Prior to that, Ming Xu worked for an international broadcasting company as a program producer in Beijing, where he gained local experience with the China business environment, as well as insights to global opportunities. He also consulted with Fams, one of the largest marketing research companies in China. His client experience includes Fortune 500 companies including Motorola, Siemens, and P&G. Additionally, from 1997 to 1999, Ming Xu consulted for HLB International, the 11th largest global accounting advisory firm, where he focused on IPO, M&A and foreign investment in China.  Mr. Xu has a Bachelor’s Degree in English literature from Beijing International Studies University and Master’s Degree in Communication Management from the University of Southern California.  He also serves as Chairman of the Southern California Chinese Professional Association.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person.  Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Mr. Ming Xu, our sole director, officer and stockholder, did not file his Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2008.

Code of Ethics

We have not adopted a code ethics. We intend to adopt a code of ethics in the future after we complete of a business combination with an operating company.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee or any committee performing a similar function, although we intend to form such a committee in the future after we combine with an operating entity. We do not have any audit committee financial expert serving on our board of directors. We are currently a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, we have no capital resources and very little business or financial activity. Therefore, we could not afford to retain a qualified audit committee financial expert, nor does our business or financial activities currently require the retention of such an expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation – 2008

For the years ended December 31, 2008, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2008.

Compensation of Directors

During the fiscal year ended December 31, 2008, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 9, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Ming Xu	President, Secretary and Director	Common Stock, $0.001 par value	5,000,000	100%
All officers and directors as a group (1 person named above)		Common Stock, $0.001 par value	5,000,000	100%
5% Security Holders
Ming Xu		Common Stock, $0.001 par value	5,000,000	100%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
As of April 9, 2009, a total of 5,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

On December 12, 2008, we entered into the Share Exchange Agreement with Leading Asia, Good Wealth Capital Investment Limited, a Hong Kong company, TMK Power Industries Ltd., a PRC company, Henian Wu, Zongfu Wang and Junbiao Huang, Unitech, and Ming Xu, our sole director, officer and stockholder. Under the Share Exchange Agreement, Unitech, as the sole holder of Leading Asia’s capital stock, has agreed to transfer all of its Leading Asia stock to us in exchange for a number of newly issued shares of our common stock that will constitute eighty-four percent (84%) of our issued and outstanding capital stock, on a fully diluted basis, as of and immediately after consummation of the Share Exchange Agreement. Please see our disclosure under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Recent Developments” for more details regarding the Share Exchange Agreement.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved that exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On December 12, 2008, we entered into the Share Exchange Agreement with Leading Asia, Good Wealth Capital Investment Limited, a Hong Kong company, TMK Power Industries Ltd., a PRC company, Henian Wu, Zongfu Wang and Junbiao Huang, Unitech, and Ming Xu, our sole director, officer and stockholder. Under the Share Exchange Agreement, Unitech, as the sole holder of Leading Asia’s capital stock, has agreed to transfer all of its Leading Asia stock to us in exchange for a number of newly issued shares of our common stock that will constitute eighty-four percent (84%) of our issued and outstanding capital stock, on a fully diluted basis, as of and immediately after consummation of the Share Exchange Agreement. Please see our disclosure under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Recent Developments” for more details regarding the Share Exchange Agreement.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by Rotenberg & Co., LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

2008
Audit Fees	$3,000
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
TOTAL	$3,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Rotenberg & Co., LLP for our financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1
Share Exchange Agreement, dated as of December 12, 2008, by and among the registrant, Leading Asia Pacific Investment Limited, Good Wealth Capital Investment Limited, TMK Power Industries Ltd., Henian Wu, Zongfu Wang and Junbiao Huang, Unitech International Investment Holdings Limited and Ming Xu [incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2008]

3.1	Certificate of Incorporation of the registrant [incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed on February 1, 2008]
3.2	Bylaws of the registrant [incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed on February 1, 2008]
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fuhua New Material Holdings, Inc.

We have audited the accompanying balance sheet of China Fuhua New Material Holdings, Inc. as of December 31, 2008, and the related statements of operations, changes in stockholder’s equity and cash flows for the period from date of inception (January 8, 2008) through December 31, 2008. China Fuhua New Material Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fuhua New Material Holdings, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the period from date of inception (January 8, 2008) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s inability to establish a source of revenue raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rochester, New York

  April 9, 2009

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Balance Sheet
December 31, 2008

2008
Assets:	$
Current Assets:
Cash		-
Total Current Assets		-
TOTAL ASSETS		-

LIABILITIES AND STOCKHOLDER’S EQUITY:
Commitment and contingencies		-
Stockholder’s equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares none issued
Common stock, $.001 par value, authorized 100,000,000 shares 5,000,000 issued and outstanding		5,000

Additional paid in capital		3,000

Deficit accumulated during the development stage		(8,000)

Total Stockholders’ equity		-

TOAL LIABILITIES AND STOCKHOLDERS DEFICIT		$-

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Statement of Operations

Income	For the period January 8, 2008 (Inception) through December 31, 2008
Revenue	$-
Expenses	-
General and Administrative	(8,000)
TOTAL EXPENSES	(8,000)

Net loss per share (basic and diluted)	(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Statements of Changes in Stockholder’s Equity
For the Period January 8, 2008 (Inception) through December 31, 2008

	Common Stock
	Number of Shares	Amount	Accumulated (Deficit) During the Development Stage	Total Stockholders’ Deficit

Inception - January 8, 2008	$-	$-	$-	$-

Issuance of shares to founder	5,000,000	5,000	-	5,000
Net loss	-	-	(8,000)	(8,000)
Additional Paid In Capital				3,000

Balance – December 31, 2008	$5,000,000	$5,000	$(8,000)	$--

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

Cash Flows from Operating Activities:	For the period January 8, 2008 (Inception) through December 31, 2008

Net Loss	$(8,000)
Shares issued in lieu of expenses paid	5,000

Contributed Capital	3,000

Cash Flows used in Operating Activities	-

Net Increase in Cash	-

Cash and cash equivalents - Beginning of period	-

Cash and cash equivalents - End of period	-

SUPPLEMENTARY INFORMATION
Interest Paid	-
Taxes Paid	-

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2008

Note 1 - Development Stage Company:

Nature of Operations

CHINA FUHUA NEW MATERIAL HOLDINGS INC. (“the Company”) was incorporated in the State of Delaware on January 8, 2008 and has been inactive since inception. The Company is 100% owned by Ming Xu. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying audited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2008, and from the date of inception (January 8, 2008) through December 31, 2008, and cash flows and from the date of inception (January 8, 2008) through December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

Note 2 - Summary of Significant Accounting Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2008

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

Fair Value of Financial Instruments: The carrying value of current assets and liabilities approximate fair value due to their short term nature.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R (“FAS 141R”), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company presently does not expect the adoption of FAS 141R to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from January 8, 2008 (inception) through the period ended December 31, 2008 of $8,000. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2008

Note 4 – Shareholder’s Equity:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2008 or for any period from inception through December 31, 2008as the Company has no taxable income or loss.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Note 7 – Change In Control and Subsequent Event

None

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 9, 2009

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.

By:	/s/ Ming Xu
Ming Xu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ming Xu	President, Secretary and sole Director	April 9, 2009
Ming Xu	(Principal Executive Officer and Principal Accounting and Financial Officer)