Form 10-Q
period 2009-03-31
CHINA FUHUA NEW MATERIAL HOLDINGS INC.
filed 2009-05-20
CIK 1423590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53068

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1702241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 900
Beverly Hills, CA 90212
 (Address of principal executive offices, Zip Code)

310-300-8418
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,000,000

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets as of March 31, 2009 (Unaudited) and as of December 31, 2008 (Audited)	3

Statements of Operations for the Three Months Ended March 31, 2009 and March 31, 2008 and for the cumulative period from inception (January 8, 2008) to March 31, 2009 (Unaudited)	4

Statement of Stockholders’ Deficit for the cumulative period from inception (January 8, 2008) to March 31, 2009 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and for the cumulative period from inception (January 8, 2008) to March 31, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2009 (unaudited)		December 31, 2008
Assets:	$
Current Assets:
Cash		-	-
Total Current Assets		-	-
TOTAL ASSETS		-	-

LIABILITIES AND STOCKHOLDER’S EQUITY:
Commitment and contingencies		-	-
Stockholder’s equity:

Common stock, $.001 par value, authorized 100,000,000 shares 5,000,000 issued and outstanding		5,000	5,000

Additional paid in capital		3,000	3,000

Deficit accumulated during the development stage		(8,000)	(8,000)

Total Stockholder’s equity		-	-

TOAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$-	-

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the Three months ended March 31, 2009	For the Three months ended March 31, 2008	For the period January 8, 2008 (Inception) through March 31, 2009
Revenue		-	-
Expenses		-	-
General and Administrative	-	-	8,000
TOTAL EXPENSES	-	-	8,000
Net Loss			(8,000)
Net loss per share (basic and diluted)	(.00)	(.00)	(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S DEFICIT
For the period from January 8, 2008 (Inception) to March 31, 2009
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholder’s Deficit

Inception - January 8, 2008	$-	$-	$-	-	$-

Issuance of shares to founder	5,000,000	5,000		-	5,000
Net Loss				(8,000)
Additional Paid In Capital			3,000		3,000
Balance December 31, 2008	5,000,000	5,000	3,000	(8,000)	—
Net Loss	-	-	-	-	—
Balance – March 31, 2009	$5,000,000	$5,000	$3,000	(8,000)	$—

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

Cash Flows from Operating Activities:	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period January 8, 2008 (Inception) through March 31, 2009

Net Loss	$—	$—	$(8,000)
Shares issued in lieu of expenses paid	—	—	5,000

Cash Flows used in Operating Activities	—	—	—
Cash Flows from Financing Activities	—	—	—
Contributed Capital	—	—	3,000

Net Increase in Cash	—	—	—

Cash and cash equivalents - Beginning of period	—	—	—

Cash and cash equivalents - End of period	—	—	—

SUPPLEMENTARY INFORMATION
Interest Paid	$—	$—	$—
Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009

NOTE 1 — ORGANIZATION

Organization and Line of Business

CHINA FUHUA NEW MATERIAL HOLDINGS, INC., (“the Company”) was incorporated in the State of Delaware on January 8, 2008 and has been inactive since inception. The Company is 100% owned by Ming Xu. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

As of March 31, 2009, the Company has not raised any equity financing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

CHINA FUHUA NEW MATERIAL HOLDINGS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Period Ending March 31, 2009

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Basis and Diluted lncome/(Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

NOTE 3 — STOCKHOLDER’S EQUITY

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

The Company has issued a total of 5,000,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” below for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K filed on April 10, 2009 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Share Exchange Agreement

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

Closing of the transactions contemplated by the Share Exchange Agreement is subject to the satisfaction or waiver of customary closing conditions, including the delivery of opinions from Leading Asia’s respective legal counsel in the British Virgin Islands and in China. The parties have not set a proposed closing date for the transaction. The Share Exchange Agreement may be terminated prior to the closing: (a) by mutual agreement of Leading Asia, the Company, and Unitech; (b) by the Company upon written notice to Leading Asia and Unitech in the event (1) Leading Asia, Unitech or any of Henian Wu, Zongfu Wang and Junbiao Huang has breached any material representation, warranty, or covenant contained in the Share Exchange Agreement in any material respect, and the Company has notified Leading Asia, Unitech and/or such person of the breach, and the breach has continued without cure for a period of twenty (20) days after the notice of breach or (2) that the Company objects to any information contained in Leading Asia’s disclosures and the parties cannot agree on mutually satisfactory modifications thereto; or, (c) by Leading Asia in the event we have breached any material representation, warranty, or covenant contained in the Share Exchange Agreement in any material respect, Leading Asia has notified us of the breach, and the breach has continued without cure for a period of twenty (20) days after the notice of breach.

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

Since our formation on January 8, 2008, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. Other than the Share Exchange Agreement described above, we currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Company.

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

Our sole officer is only required to devote a very limited portion of her time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Liquidity and Capital Resources

We had no cash on hand at March 31, 2009 and have no cash to meet ongoing expenses or debts that may accumulate. As of March 31, 2009, we had an accumulated deficit of $8,000.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standard, or SFAS, No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have an effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 160 to have an effect on our financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our principal executive officer and principal financial officer (which currently is the same person), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	CHINA FUHUA NEW MATERIAL HOLDINGS, INC.

	By:	/s/ Ming Xu
Ming Xu, President
(Principal Executive Officer and Principal Financial and Accounting Officer)